Form 10-Q
period 2026-09-30
Braveheart Bio, Inc.
filed 2026-11-10
CIK 2131524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒

As of November 6, 2026, there were 89,870,352 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned nonclinical studies and clinical trials, results of nonclinical studies, clinical trials, research and development costs, regulatory approvals, commercial strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report may include, but are not limited to, statements about:
•the initiation, timing, enrollment, progress, interim analysis and data readout results of our research and development programs, nonclinical studies and clinical trials, including LIONHEART-HCM, TRUEHEART-HCM, NOBLEHEART-HCM and HEARTSONG-LTE, and for Hengrui’s ongoing Phase 3 trial of BHB-1893 in oHCM in China;
•our interpretation of data from Hengrui’s Phase 2 trials of BHB-1893, including the 52-week open-label extension and other exploratory and ad hoc analyses, and the extent to which such data will be predictive of results in our ongoing and planned clinical trials;
•the ability of clinical trials to demonstrate safety and efficacy of BHB-1893 and any future product candidates, and other positive results, and the ability of our nonclinical studies to predict later clinical trial results;
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
•We have not yet completed all testing of BHB-1893 in clinical trials. Interim, topline and preliminary results from our or Hengrui’s nonclinical studies or clinical trials are not necessarily predictive of the results or analyses of such results of later clinical trials. If we cannot replicate the positive results from any nonclinical studies or clinical trials of BHB-1893 or any other potential future product candidates that have positive results, or if we suffer any other significant setbacks in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize BHB-1893 or potential future product candidates.
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
•Our nonclinical studies and clinical trials may fail to demonstrate the safety and efficacy of BHB-1893 or any future product candidates, or serious or unacceptable adverse side effects or unexpected toxicology findings may be identified during the development of BHB-1893 or any future product candidates, which could prevent or delay further clinical development, regulatory approvals and commercialization, impact the product’s labeling, if approved, increase our costs or necessitate the abandonment or limitation of the development of BHB-1893 or any future product candidates.
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
•An active trading market for our common stock may not be sustained.
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

Part I - Financial Information
Item 1. Financial Statements
Braveheart Bio, Inc.
Condensed Balance Sheets (unaudited)
(in thousands, except share and par value data)

	As of September 30, 2026	As of December 31, 2025
Assets
Current assets
Cash and cash equivalents	$121,291	$89,161
Prepaid expenses and other current assets	10,302	119
Short-term investments	227,981	—
Total current assets	359,574	89,280
Property and equipment, net	20	—
Operating lease right-of-use assets	510	—
Other long-term assets	98	70
Long-term investments	154,248	—
Total assets	$514,450	$89,350
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable (includes related party amounts of $13 and $73, respectively)	$1,975	$1,058
Accrued expenses (includes related party amounts of $1,431 and $3,272, respectively)	8,138	4,184
Other current liabilities	6,145	—
Current portion of lease liabilities	415	—
Total current liabilities	16,673	5,242
Lease liabilities, net of current portion	100	—
Other long-term liabilities	75	91
Total liabilities	16,848	5,333
Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, $0.0001 par value; zero and 185,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; zero and 125,000,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively; $0 and $125,000 liquidation preference at September 30, 2026 and December 31, 2025, respectively	—	124,214
Nonvoting Series A redeemable convertible preferred stock, $0.0001 par value; zero and 32,500,000 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025, respectively; $0 and $32,500 liquidation preference at September 30, 2026 and December 31, 2025, respectively	—	25,675
Stockholders’ equity (deficit)
Undesignated preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized at September 30, 2026 and December 31, 2025, respectively; zero shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—

Common stock, $0.0001 par value; 500,000,000 and 335,500,000 (303,000,000 voting and 32,500,000 nonvoting) shares authorized at September 30, 2026 and December 31, 2025, respectively; 89,867,737 and 15,943,937 shares issued at September 30, 2026 and December 31, 2025, respectively; and 82,069,077 and 6,685,088 shares outstanding at September 30, 2026 and December 31, 2025, respectively	8	1
Accumulated other comprehensive loss	(718)	—
Additional paid-in capital	620,714	179
Accumulated deficit	(122,402)	(66,052)
Total stockholders’ equity (deficit)	497,602	(65,872)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$514,450	$89,350
See accompanying notes to condensed financial statements

Braveheart Bio, Inc.
Condensed Statements of Operations and Comprehensive Loss (unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating expenses
Research and development (includes related party amounts of $1,024 and $7,413 for the three and nine months ended September 30, 2026, respectively, and $0 for the three and nine months ended September 30, 2025)	$17,542	$9	$39,581	$9
In-process research and development (includes related party amounts of $0 for the three and nine months ended September 30, 2026 and $58,409 for the three and nine months ended September 30, 2025)	—	58,770	—	59,218
General and administrative (includes related party amounts of $84 and $159 for the three and nine months ended September 30, 2026, respectively, and nominal amounts for the three and nine months ended September 30, 2025)	12,607	508	21,499	540
Total operating expenses	30,149	59,287	61,080	59,767
Loss from operations	(30,149)	(59,287)	(61,080)	(59,767)
Other income
Interest income	3,712	169	5,372	169
Other income (expense), net	(58)	—	(55)	—
Total other income	$3,654	$169	$5,317	$169
Net loss	$(26,495)	$(59,118)	$(55,763)	$(59,598)
Deemed dividends upon issuance of redeemable convertible preferred stock	—	—	(3,615)	—
Net loss attributable to common stockholders	$(26,495)	$(59,118)	$(59,378)	$(59,598)
Net loss per share, basic and diluted	$(0.51)	$(10.05)	$(2.66)	$(20.46)
Weighted-average shares of common stock outstanding, basic and diluted	52,095,078	5,881,011	22,285,633	2,912,682

Comprehensive loss:
Net Loss	$(26,495)	$(59,118)	$(55,763)	$(59,598)
Other comprehensive loss:
Unrealized loss on investments	(718)	—	(718)	—
Comprehensive loss	$(27,213)	$(59,118)	$(56,481)	$(59,598)
See accompanying notes to condensed financial statements

Braveheart Bio, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)
(in thousands, except share data)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	157,500,000	$149,889	6,685,088	$1	$179	$—	$(66,052)	$(65,872)
Issuance costs of Series A redeemable convertible preferred stock	—	(4)	—	—	—	—	—	—
Vesting of restricted common stock	—	—	274,936	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,758	—	—	1,758
Net loss	—	—	—	—	—	—	(14,280)	(14,280)
Balance at March 31, 2026	157,500,000	$149,885	6,960,024	$1	$1,939	$—	$(80,332)	$(78,392)
Issuance of Series A redeemable convertible preferred stock, net of nominal issuance costs	60,000,000	63,635	—	—	—	—	—	—
Deemed dividends on issuance of Series A redeemable convertible preferred stock	—	—	—	—	(3,028)	—	(587)	(3,615)
Vesting of restricted common stock	—	—	575,962	—	1	—	—	1
Stock-based compensation	—	—	—	—	1,088	—	—	1,088
Net loss	—	—	—	—	—	—	(14,988)	(14,988)
Balance at June 30, 2026	217,500,000	$213,520	7,535,986	$1	$—	$—	$(95,907)	$(95,906)
Conversion of series A redeemable convertible preferred stock to common stock upon closing of the initial public offering	(217,500,000)	(213,520)	49,657,532	5	213,515	—	—	213,520
Issuance of common stock from initial public offering, net of underwriting discounts and commissions and other offering costs of $35.5 million	—	—	24,437,500	2	404,409	—	—	404,411
Vesting of restricted common stock	—	—	438,059	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,790	—	—	2,790
Unrealized loss on marketable securities	—	—	—	—	—	(718)	—	(718)
Net Loss	—	—	—	—	—	—	(26,495)	(26,495)
Balance at September 30, 2026	—	$—	82,069,077	$8	$620,714	$(718)	$(122,402)	$497,602

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(99)	(99)
Balance at March 31, 2025	—	$—	—	$—	$—	$(99)	$(99)
Issuance of founders shares	—	—	4,794,513	1	2	—	3
Net loss	—	—	—	—	—	(381)	(381)
Balance at June 30, 2025	—	$—	4,794,513	$1	$2	$(480)	$(477)
Issuance of series A redeemable convertible preferred stock, net of issuance costs of $0.5 million	101,351,352	100,741	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock for acquired in-process research and development	32,500,000	25,675	—	—	—	—	—
Vesting of restricted common stock	—	—	1,653,230	—		—	—
Net Loss	—	—	—	—	—	(59,118)	(59,118)
Balance at September 30, 2025	133,851,352	$126,416	6,447,743	$1	$2	$(59,598)	$(59,595)
See accompanying notes to condensed financial statements

Braveheart Bio, Inc.
Condensed Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net loss	$(55,763)	$(59,598)
Adjustments to reconcile net loss to net cash used in operations:
Acquired in-process research and development	—	59,218
Depreciation and amortization	8	—
Stock-based compensation	5,636	—
Stock-based compensation – liability-classified awards	6,145	—
Accretion of discounts on available-for-sale securities	(496)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,155)	(11)
Other long-term assets	(28)	—
Accounts payable	1,063	73
Accrued expenses (includes related party amounts of $(1,841) and $156, respectively)	7,116	(422)
Operating lease right-of-use asset and lease liabilities	(35)	—
Net cash used in operating activities	(46,509)	(740)

Cash flows from investing activities:
Cash paid for purchased in-process research and development (includes related party amounts of $3,000 and $32,734, respectively)	(3,000)	(32,734)
Purchase of property and equipment	(28)	—
Purchase of marketable securities	(382,450)	—
Net cash used in investing activities	(385,478)	(32,734)

Cash flows from financing activities:
Proceeds from issuance of founders' and restricted common stock	—	6
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	59,581	101,000
Proceeds from issuance of common stock, net of commissions and underwriting discounts	409,083	—
Payments of offering costs	(4,539)	—
Repurchase of equity awards	(8)	—
Net cash provided by financing activities	464,117	101,006

Net increase in cash and cash equivalents for the period	32,130	67,532
Cash and cash equivalents at beginning of the period	89,161	—
Cash and cash equivalents at end of the period	$121,291	$67,532

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Right-of-use assets obtained in connection with operating lease obligations	$795	$—
Issuance of Series A redeemable convertible preferred stock in exchange for in-process research and development, related party	$—	$25,675
Issuance costs in accrued expenses	$—	$267

Non-cash deemed dividends on Series A redeemable convertible preferred stock	$3,615	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$213,520	$—
Offering costs in accounts payable and accrued liabilities	$133	$—
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
On August 7, 2026, the Company completed its initial public offering (“IPO”) of its common stock, par value $0.0001 per share (the “common stock”) in which the Company sold 24,437,500 shares of its common stock, which includes the exercise in full of the underwriters’ option to purchase an additional 3,187,500 shares of common stock, at a public offering price of $18.00 per share, resulting in aggregate gross proceeds of $439.9 million and net proceeds of approximately $404.4 million, after deducting underwriter discounts and commissions of $30.8 million and other offering costs of $4.7 million.
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
As of September 30, 2026, the Company had an accumulated deficit of $122.4 million and cash, cash equivalents and investments of $503.5 million. For the nine months ended September 30, 2026 and 2025, the Company had a net loss of $55.8 million and $59.6 million, respectively, and net cash used in operating activities of $46.5 million and $0.7 million, respectively.
The Company has evaluated whether there are conditions and events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed financial statements are issued. As of November 10, 2026, the issuance date of the condensed financial statements, the Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations applicable to interim financial reporting. These condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025. The unaudited interim condensed financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Such adjustments are of a normal recurring nature. The condensed results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year ending December 31, 2026, or for any other future period.
The condensed balance sheet as of December 31, 2025, has been derived from the audited financial statements as of that date.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to, the accruals for research and development expenses, stock-based compensation expense, the determination of fair value of equity instruments, the valuation of equity and liability-classified compensation awards, the fair value of acquired in-process research and development, and income taxes. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Cash and Cash Equivalents
Cash and cash equivalents include cash in readily available operating accounts, U.S. Treasury bills, money market funds and deposits with commercial banks. Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less from the date of purchase.
Available-for-Sale Securities
The Company classifies its investments in debt securities as available-for-sale. Debt securities that do not meet the definition of cash equivalents are classified as short-term or long-term investments based on their remaining maturity at each balance sheet date. Securities maturing within one year are included in short-term investments, and those maturing in more than one year are included in long-term investments. Accordingly, securities initially classified as long-term investments are reclassified to short-term investments when their remaining maturity becomes one year or less.
The Company records its available-for-sale securities at estimated fair value in the condensed balance sheets. Unrealized gains and losses, if any, are reported as a component of other comprehensive loss in the condensed statements of operations and comprehensive loss and are included in accumulated other comprehensive loss, a separate component of stockholders’ equity.
Any premium arising at purchase is amortized, and any discount arising at purchase is accreted, to maturity using the effective interest method. Amortization of premiums and accretion of discounts are recorded in interest income in the condensed statements of operations and comprehensive loss.

Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
• Level 1—Quoted prices in active markets for identical assets or liabilities.
• Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
• Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy (see Note 4). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.
Operating Leases
The Company accounts for leases in accordance with ASC 842, Leases. The Company entered into its first lease agreement in January 2026 (see Note 7). The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the remaining lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term.
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
Deferred Offering Costs
The Company incurred certain legal, accounting, and other third party fees that were directly related to the Company’s IPO that closed in August 2026. Such costs were recorded in stockholders’ equity (deficit) as a reduction to the proceeds received from the IPO.
Stock-Based Compensation – Liability-Classified Awards
Restricted stock awards that include a vesting condition that is not related to service, performance or market conditions are classified as liabilities. The Company measures these awards at fair value using a Monte Carlo simulation model and remeasures them at each reporting date until they are reclassified to equity or settled. Compensation cost is recognized over the derived service period and the Company does not update the derived service period after the initial measurement date (see Note 9).

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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes references to project stages from the guidance on internal-use software costs, clarifies the threshold for beginning to capitalize those costs, and supersedes the separate guidance for website development costs. The guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements.
3.    Related Party Transactions
Financial Accounting Standards Board (FASB) ASC 850, Related Party Disclosures (FASB ASC 850) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.
Hengrui Pharmaceuticals Exclusive License Agreement
The Company entered into an Exclusive License Agreement (the “License Agreement”) with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (“Hengrui”) in September 2025, as described in the Company’s audited financial statements for the year ended December 31, 2025. Hengrui is a related party of the Company as a result of its ownership of 7,420,091 shares of the Company’s common stock, representing approximately 8.3% of the Company’s issued common stock as of September 30, 2026. During the nine months ended September 30, 2026, the Company incurred related party expenses of $7.0 million in connection with the License Agreement for the completed manufacturing technology transfer milestone and initial echo data transfer milestone, which were recorded within research and development expense on the condensed statement of operations and comprehensive loss. The manufacturing technology transfer milestone of $6.0 million was paid as of September 30, 2026. The initial echo data transfer milestone of $1.0 million was recorded within accrued expenses on the condensed balance sheet as of September 30, 2026. During the nine months ended September 30, 2026, the Company also incurred related party expenses of $0.4 million for drug supply purchases from Hengrui, which was recorded within research and development expense on the condensed statement of operations and comprehensive loss and within accrued expenses on the condensed balance sheet. As of September 30, 2026, the accrued license milestone of $3.0 million recorded as of December 31, 2025 has been paid.
Other Related Party Transactions
During the nine months ended September 30, 2026, the Company incurred related party expenses of $0.2 million in connection with fees to certain directors, and board and committee members. These expenses are included within general and administrative expense on the condensed statement of operations and comprehensive loss. As of September 30, 2026, $0.1 million of these expenses are accounted for within accounts payable or accrued expenses on the condensed balance sheet.

4.    Fair Value Measurements
Assets measured at fair value on a recurring basis are as follows (in thousands):

	As of September 30, 2026
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$41,579	$—	$—	$41,579
U.S. Treasury securities - cash equivalents	—	77,653	—	77,653
Total cash equivalents	$41,579	$77,653	$—	$119,232
U.S. Treasury securities short-term	—	227,981	—	227,981
U.S. Treasury securities long-term	—	154,248	—	154,248
Total investments	$—	$382,229	$—	$382,229
Total fair value of assets	$41,579	$459,882	$—	$501,461

	As of December 31, 2025
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Money market funds	$88,991	$—	$—	$88,991
Total fair value of assets	$88,991	$—	$—	$88,991

There have been no transfers between fair value levels during the nine months ended September 30, 2026. Money market funds are valued at the closing price reported by the fund sponsor from an actively-traded exchange. The Company obtains the fair value of its Level 2 cash equivalents and short-term investments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.
5.    Marketable Securities
Marketable securities consisted of available-for-sale securities as follows (in thousands):

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. Treasury securities	77,662	—	(9)	77,653
Total cash equivalents	$77,662	$—	$(9)	$77,653
Short-term marketable securities:
U.S. Treasury securities	228,261	—	(280)	227,981
Total short-term marketable securities	$228,261	$—	$(280)	$227,981
Long-term marketable securities:
U.S. Treasury securities	154,677	—	(429)	154,248
Total long-term marketable securities	$154,677	$—	$(429)	$154,248
Total	$460,600	$—	$(718)	$459,882
During the three and nine months ended September 30, 2026, the Company purchased $227.9 million in short-term investments and $154.6 million in long-term investments. There were no sales or maturities of available-for-sale debt securities during the three and nine months ended September 30, 2026.
The Company's money market mutual fund holdings are highly liquid and invested primarily in short-term U.S. Treasury bills and obligations guaranteed by the U.S. government. The Company’s portfolio of available-for-sale debt securities consists primarily of U.S. Treasury securities. These securities are classified as short-

term investments when remaining effective maturities are one year or less from the balance sheet date, and as long-term investments when maturities exceed one year from the balance sheet date. As of September 30, 2026, the Company’s long-term investments had contractual maturities of less than two years.
As of September 30, 2026, the Company’s available-for-sale securities had gross unrealized losses of $0.7 million. Management determined that the gross unrealized losses on the Company's available-for-sale securities as of September 30, 2026 were primarily attributable to current economic and market conditions and not credit risk. As of September 30, 2026, no allowance for credit losses was recorded for available-for-sale securities. It is neither management's intention to sell nor is it more likely than not that the Company will be required to sell any investments prior to recovery of their amortized cost basis, which is expected to be at maturity.
There were no available-for-sale securities in an unrealized loss position for greater than one year as of September 30, 2026, and the Company held no available-for-sale securities as of December 31, 2025.
Accrued interest receivable on the Company's available-for-sale securities was $1.4 million at September 30, 2026, and is included in prepaid expenses and other current assets on the condensed balance sheet.
6.    Balance Sheet Details
Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$2,615	$315
Accrued research and development	2,312	153
Accrued clinical	1,333	—
Accrued licensing, related party	1,000	3,000
Accrued professional services	732	370
Accrued deferred offering and issuance costs	116	272
Other accrued expenses	30	74
Total accrued expenses	$8,138	$4,184
7.    Commitments and Contingencies
Legal Proceedings
In the event the Company becomes subject to claims or suits arising in the ordinary course of business, the Company would accrue an estimated liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
The Company has not recorded any such liabilities as of September 30, 2026.
Hengrui License Agreement – Contingent Obligations
As described in Note 3 to our audited financial statements for the year ended December 31, 2025, the Company is obligated to make contingent cash payments to Hengrui upon the achievement of specified milestones. During the nine months ended September 30, 2026, the Company has incurred $7.0 million related to specified milestones. The Company will continue to evaluate the probability of remaining contingent milestone and royalty payments at each reporting period.
The flipping transaction provision described in Note 3 to our audited financial statements for the year ended December 31, 2025, remains in effect through March 3, 2027 (18 months from the September 3, 2025, effective date of the License Agreement). As of September 30, 2026, no flipping transaction has occurred.

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
Rent expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively.
Future minimum annual obligations under the Sublease, to be recognized over a weighted-average remaining term of 1.2 years, are as follows (in thousands):

Period Ended December 31,
2026 (remaining)	105
2027	433
Total minimum lease payments	538
Less: amount representing interest	(23)
Present value of lease liabilities	515
Less: current portion of lease liabilities	(415)
Lease liabilities, net of current portion	$100
8.    Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Convertible Preferred Stock
Redeemable Convertible Preferred Stock
During the nine months ended September 30, 2026, the Company issued 60,000,000 shares of Series A redeemable convertible preferred stock at a price of $1.00 per share in a third closing under the Series A Preferred Stock Purchase Agreement, which granted certain investors the right to purchase these additional shares upon approval by the Board of Directors. This third closing occurred on April 24, 2026, and the Company received $60.0 million in gross proceeds. In connection with this additional closing, the Company recorded a deemed dividend of $3.6 million, representing the excess of the estimated fair value of the Series A redeemable convertible preferred stock issued over the $1.00 per share purchase price. The deemed dividend increased the carrying value of the Series A redeemable convertible preferred stock and increased net loss attributable to common stockholders in the computation of net loss per share (see note 10). Immediately prior to the closing of the Company’s IPO, all 217,500,000 outstanding shares of Series A redeemable convertible preferred stock automatically converted into 49,657,532 shares of common stock (see note 1).
Common Stock
As of September 30, 2026, the Company was authorized to issue 500,000,000 shares of $0.0001 par value common stock. As of September 30, 2026, 89,867,737 shares of common stock were issued and 82,069,077 shares of common stock were outstanding. The difference represents 7,798,660 shares of unvested restricted common stock, which are issued but not outstanding for accounting purposes until vested.

Common stock reserved for future issuance consisted of the following:

September 30, 2026
Common stock options granted and outstanding	5,680,186
Shares available for issuance under the 2026 equity incentive plan	7,628,506
Shares available for issuance under the 2026 employee stock purchase plan	894,100
Total common stock reserved for issuance	14,202,792

9.    Equity Incentive Plan and Stock-Based Compensation
Stock Options
On May 5, 2026, the Company entered into an amendment to the 2025 Stock Option and Grant Plan (the “2025 Plan”), pursuant to which the number of shares of common stock available for issuance thereunder was increased to 14,576,068 shares, representing an increase of 2,191,781 shares. On June 24, 2026, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2026 Stock Option and Incentive Plan (the “2026 Plan”) and the 2026 Employee Stock Purchase Plan (the “2026 ESPP”) (together, the “Stock Plans”), which became effective on August 4, 2026 in connection with the Company's IPO. The Company initially reserved 10,761,900 and 894,100 shares of common stock for issuance under the 2026 Plan and the 2026 ESPP, respectively. The 2026 Plan has replaced the 2025 Plan and the shares reserved for future issuance under the 2025 Plan ceased to be available for issuance at the time the 2026 Plan became effective. The 2025 Plan will continue to govern outstanding equity awards granted thereunder and any shares underlying outstanding stock awards granted under the 2025 Plan that subsequently expire or are repurchased, forfeited, cancelled, or withheld will return to the 2026 Plan and be reserved and available for issuance.
A summary of the Company’s stock option activity for the nine months ended September 30, 2026, under the 2025 Plan and 2026 Plan is as follows (in thousands, except share and per share data and years):

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2025	320,773	$0.05
Granted	5,572,643	12.43
Exercised	—	—
Forfeited	(213,230)	1.71
Balance at September 30, 2026	5,680,186	$12.13	9.2	$48,229
Vested and exercisable at September 30, 2026	107,397	$16.17	8.7	$433
Exercisable options reflect the number of options vested as of the date reported. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s common stock for all options that were in-the-money as of September 30, 2026.
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026, was $8.56 per share. There were no options granted during the nine months ended September 30, 2025.
The Company recorded stock-based compensation expense related to stock options as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Research and development	$998	$—	$1,233	$—
General and administrative	1,047	—	1,093	—
Total stock-based compensation expense	$2,045	$—	$2,326	$—

As of September 30, 2026, the unrecognized compensation cost related to outstanding stock options was $45.4 million and is expected to be recognized as expense over a weighted-average period of approximately 3.7 years.
The assumptions used in the Black-Scholes option pricing model to determine the fair value of the option grants issued for the nine months ended September 30, 2026, were as follows:

September 30, 2026
Risk-free rate of interest	3.77% - 4.63%
Expected term (years)	3.52 - 6.08
Expected stock price volatility	78.27% - 82.67%
Dividend yield	—%
Restricted Stock Awards
As of September 30, 2026, the Company recorded $0.1 million in other long-term liabilities on the condensed balance sheet related to unvested awards that the Company has the option to repurchase.
A summary of the Company’s restricted stock activity under the 2025 Plan for the nine months ended September 30, 2026, is as follows:

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	8,442,641	$0.92
Issuance of unvested restricted stock awards	—	—
Share Vesting	(1,243,295)	0.89
Forfeited	(171,232)	—
Balance at September 30, 2026	7,028,114	$0.90
Restricted Stock Award Modification
In July 2026, the Company’s board of directors modified the vesting criteria for 1.7 million shares of restricted stock awards for an executive officer with certain market-based conditions. Under the modified terms, subject to the executive’s continued employment through the vesting dates, the awards vest in two equal tranches upon the achievement of stock price hurdles, set as specified multiples of the original issuance price of the Series A redeemable convertible preferred stock, within specified periods following the Company’s public listing. In addition, vesting cannot occur before the later of a specified period following the Company’s public listing and the public disclosure of top-line results from a Phase 3 clinical study conducted by Hengrui. If the shares underlying the award have not vested by the tenth anniversary of the closing of the Company’s Series A financing, the Company has the right, but not the obligation, to repurchase such shares at the original per share purchase price.
Because vesting also depends on the timing of the public disclosure of clinical results from a study conducted by a third party, which is not a service, performance or market condition, the awards were classified as liabilities as of the modification date. No compensation cost was recognized for the original awards because the change-in-control condition was not considered probable. No compensation cost was recognized at the modification date because vesting of the modified awards also required the Company’s public listing, which was not considered probable until the Company completed its initial public offering on August 7, 2026. The fair value of the awards, determined using a Monte Carlo simulation model, was $25.2 million at the modification date and $28.1 million as of September 30, 2026. Significant assumptions used in the model were expected volatility of 98.4% at the modification date and 89.1% as of September 30, 2026, based on the historical volatility of a group of comparable publicly traded entities; risk-free interest rates of 4.31% and 4.88%, respectively; an expected dividend yield of zero; and vesting end terms through the end of each tranche’s market condition period in September 2028 and September 2029. The awards are remeasured to fair value at each reporting date until they are reclassified to equity or settled, and compensation expense is recognized on a straight-line basis over the derived service period of each tranche, approximately 0.8 and 1.0 years from the modification date.

Other Restricted Stock Awards
In addition to grants under the 2025 Plan, the Company has also granted RSAs outside of the 2025 Plan. The shares were issued under the terms of restricted stock purchase agreements, and unvested shares are subject to repurchase by the Company upon the holder’s termination of his or her relationship with the Company at the original purchase price per share.
A summary of the Company’s restricted stock activity outside of the 2025 Plan for the nine months ended September 30, 2026, is as follows:

	Number of Shares Outstanding	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	816,208	$0.17
Issuance of unvested restricted stock awards	—	—
Share vesting	(45,662)	0.07
Balance at September 30, 2026	770,546	$0.19
The total fair value of all RSAs vested during the nine months ended September 30, 2026, was $1.2 million.
The Company recorded stock-based compensation expense related to RSAs as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Research and development	$120	$—	$424	$—
General and administrative	6,770	—	9,032	—
Total stock-based compensation expense	$6,890	$—	$9,456	$—
Stock-based compensation expense for RSAs for the three and nine months ended September 30, 2026 includes $6.1 million related to the modified RSAs described above. This expense is included in general and administrative expense in the condensed statements of operations and comprehensive loss, and the related share-based liability of $6.1 million is included in other current liabilities on the condensed balance sheet.
As of September 30, 2026, the unrecognized compensation cost related to all outstanding RSAs was $6.4 million and is expected to be recognized over a weighted-average period of approximately 2.9 years, in addition to $21.9 million of total unrecognized stock-based compensation expense related to the modified executive RSAs, which we expect to recognize over a remaining weighted-average period of 0.8 years. No stock-based compensation expense related to RSAs was recorded for the three and nine months ended September 30, 2025.
2026 Employee Stock Purchase Plan
No offerings have been authorized to date under the 2026 ESPP.

10.    Net loss per share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net loss	$(26,495)	$(59,118)	$(55,763)	$(59,598)
Less: deemed dividend to preferred stockholders	—	—	(3,615)	—
Net loss attributable to common stockholders	$(26,495)	$(59,118)	$(59,378)	$(59,598)
Denominator:
Weighted-average common shares issued	60,238,452	10,558,925	30,873,417	4,489,122
Less: Weighted-average common shares subject to repurchase and vesting conditions	(8,143,374)	(4,677,914)	(8,587,784)	(1,576,440)
Weighted-average shares used to compute net loss per share, basic and diluted	52,095,078	5,881,011	22,285,633	2,912,682
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(10.05)	$(2.66)	$(20.46)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of September 30, 2026	As of September 30, 2025
Common stock options outstanding(1)	5,669,484	—
Unvested restricted common stock	7,798,660	7,470,359
Common stock issuable upon conversion of Series A redeemable convertible preferred stock	—	30,559,669
Total	13,468,144	38,030,028
______________
(1)As of September 30, 2026, excluded from this amount are 10,702 shares underlying vested common stock options with a weighted average exercise price of $0.04, which have been included in the computation of basic and diluted net loss per share on the date all necessary conditions have been satisfied for issuance, which is the date any service based vesting conditions have been met, as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to ASC 260-10-45-13.
11.    Income Taxes
As of September 30, 2026, there have been no material changes to the Company’s uncertain tax positions or its assessment regarding the realizability of its deferred tax assets as compared to December 31, 2025. The Company continues to maintain a full valuation allowance on its net deferred tax assets as it has determined that it is more likely than not that these deferred tax assets will not be realized. For the three and nine months ended September 30, 2026, the Company’s effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the full valuation allowance maintained against its deferred tax assets.
12.    Segment Reporting
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
United States. The following table contains information on segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$—	$—	$—	$—
Less:
External research and development	11,393	9	22,018	9
License milestones	1,000	—	7,000	—
In-process research and development	—	58,770	—	59,218
Personnel-related	14,794	130	24,927	130
Facilities	119	—	354	—
Other(a)	2,843	378	6,781	410
Interest income	3,712	169	5,372	169
Other income (expense), net	(58)	—	(55)	—
Net loss	$(26,495)	$(59,118)	$(55,763)	$(59,598)
______________
(a)Other primarily includes consultants, legal, insurance expenses and subscriptions.
13.    Subsequent Events
The Company has evaluated subsequent events through the date the condensed financial statements were issued. No subsequent events occurring after the balance sheet date were identified that require recognition or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report and with our audited financial statements and related notes for the year ended December 31, 2025 included in our IPO final prospectus dated August 5, 2026 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”). References to the "Company," “Braveheart,” "Braveheart Bio," “we,” “our,” “us,” or similar terms refer to Braveheart Bio, Inc. This discussion and analysis and other parts of this Quarterly Report contains forward-looking statements based upon our current plans and strategy for our business that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those described in, anticipated in or implied by these forward-looking statements as a result of various factors, including those set forth under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Quarterly Report.
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
Cardiac myosin inhibition is a clinically validated therapeutic approach in symptomatic oHCM. However, currently approved therapies require complex dose titration and frequent echocardiographic monitoring, which can create operational burden and limit adoption. Based on nonclinical and clinical data generated to date, we believe BHB-1893 has the potential to offer a differentiated product profile, including rapid onset of action, predictable pharmacokinetics, limited drug-drug interactions, and a low left ventricular ejection fraction cost.
We plan to advance BHB-1893 through global Phase 3 development in both oHCM and nHCM. We have initiated LIONHEART-HCM, a Phase 3, multi-region, multi-center, randomized, double-blind, active-comparator-controlled trial to evaluate the efficacy and safety of BHB-1893 compared to metoprolol in adults with symptomatic obstructive hypertrophic cardiomyopathy. LIONHEART-HCM is currently enrolling patients, and we expect to conduct an interim analysis in the second half of 2027. We also plan to initiate TRUEHEART-HCM to evaluate a fixed 40 mg twice-daily dose of BHB-1893, with no titration visits, on top of standard of care in patients with symptomatic oHCM in the U.S. in the first half of 2027. We plan to initiate NOBLEHEART-HCM, a global Phase 3 trial in nHCM in the first half of 2027. Participants from our global studies will be candidates to enroll in HEARTSONG-LTE, our planned long-term extension study. We hold exclusive rights to develop, manufacture and commercialize BHB-1893 worldwide, excluding Mainland China, Hong Kong, Macau and Taiwan, under an exclusive license agreement (the “Exclusive License Agreement”) with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (“Hengrui”).
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
To date, we have primarily funded our operations with proceeds from sales of shares of our common stock and redeemable convertible preferred stock in private placements and from our initial public offering (“IPO”), which closed in August 2026. As of September 30, 2026, we had $503.5 million in cash, cash equivalents, and investments.

We have incurred significant operating losses and negative cash flows from operations since our inception. Our net loss for the nine months ended September 30, 2026 and 2025, was $55.8 million and $59.6 million, respectively. As of September 30, 2026, we had an accumulated deficit of $122.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of acquisition of any new product candidates, the timing of our nonclinical studies and clinical trials, our other research and development expenses, and the timing and amount of any milestone or royalty payments due under the Exclusive License Agreement with Hengrui (as defined below) and future license agreements. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company. We anticipate that our expenses will increase significantly in connection with our ongoing activities, particularly if and as we:
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
•establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
•add operational, legal, financial, and management information systems and personnel to support our product development, clinical execution, and planned future commercialization efforts.

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
As of September 30, 2026, we had $503.5 million in cash, cash equivalents and investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2029. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.
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
Recent Developments
AHA Scientific Sessions 2026 Presentations
On November 6, 2026, we and Hengrui presented clinical and preclinical data for BHB-1893 at the American Heart Association (“AHA”) Scientific Sessions 2026.
52-Week Open-Label Extension in oHCM. Results from the 52-week open-label extension (“OLE”) of Hengrui’s Phase 2 trial of BHB-1893 in patients with symptomatic oHCM (NCT06516068) were presented in a late-breaking oral presentation. All 42 patients from the 12-week core period rolled over into the OLE following a washout period. In the OLE, the planned starting dose for all patients was 40 mg twice-daily (“BID”), with the option to titrate to 60 mg or 80 mg BID based on Valsalva left ventricular outflow tract gradient (“LVOT-G”) and left ventricular ejection fraction (“LVEF”) criteria. By Week 1, prior to any dose titration, 67% of patients achieved a Valsalva LVOT-G below 30 mmHg, and 90% reached this threshold at one or more visits during the 52-week treatment period, with 79% (33/42) reaching the threshold at Week 52. At Week 52, 57% of patients were maintained on a 40 mg BID dose. From OLE baseline to Week 52, mean peak oxygen uptake (“pVO2”) improved by 2.7 mL/kg/min and mean Kansas City Cardiomyopathy Questionnaire Clinical Summary Score (“KCCQ-CSS”) improved by 17.3 points. In an exploratory, unadjusted post hoc comparison at similar plasma drug concentrations, LVOT-G and NT-proBNP measured after the post-treatment washout following 52 weeks of treatment were lower than those measured after the washout following the 12-week core period. We believe this is consistent with potential reverse remodeling. BHB-1893 was generally well tolerated, with no severe or serious treatment-emergent adverse events while patients were receiving study drug. Two patients experienced a transient site-measured LVEF below 50% and resumed treatment at a lower dose. As of the data cutoff, no new cases of LVEF below 50% had been observed.

Mechanistic and Diastolic Function Data in nHCM. We also presented nonclinical mechanistic data from engineered heart tissue models and an ad hoc pooled analysis of Hengrui’s randomized, double-blind, placebo-controlled Phase 2 trial of BHB-1893 in 84 patients with nHCM (NCT06816251). In these analyses, BHB-1893 improved indices of diastolic function while preserving systolic performance, both in vitro and in patients. At Week 12, a majority of BHB-1893-treated patients had normal septal and lateral e′ velocities (59% and 57%, respectively, compared with 14% and 18% of placebo-treated patients). LVEF below 50% was observed in four of 56 BHB-1893-treated patients, each of whom returned to an LVEF of 50% or greater following dose reduction. We expect 52-week data from the OLE of this trial to be available in the first half of 2027.
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
Pursuant to the terms of the Exclusive License Agreement, Hengrui received a $32.5 million upfront payment and 32,500,000 shares of non-voting Series A redeemable convertible preferred stock as consideration at an original price of $1.00 per share. We separately calculated the fair value of the non-voting Series A redeemable convertible preferred stock and the corresponding fair value of the non-voting Series A redeemable convertible preferred stock issued was $0.79 per share, representing total equity consideration of $25.7 million. Hengrui is also potentially eligible to receive additional payments (i) up to $23.0 million upon achievement of certain technology transfer and development milestones and (ii) up to $1.0 billion upon achievement of certain commercial milestones, in addition to tiered royalties on a Licensed Product-by-Licensed Product basis and country-by-country basis ranging from 5% to 10%, on total annual net sales of each such Licensed Product and will be compensated for ongoing program expenses. We will assume full responsibility for future development and commercialization expenses.
The acquisition of the exclusive license pursuant to the Exclusive License Agreement was accounted for as an in-process research and development asset acquisition. As the acquired technology did not have an alternative use, the total consideration of $58.2 million was recorded as in-process research and development expense in the statement of operations and comprehensive loss at the inception of the license agreements. Milestone payments are contingent consideration and are recognized in the period the obligation is resolved. Royalties will be recognized as cost of sales when products are sold and royalties are payable. The technology transfer milestone for $3.0 million was completed in December 2025, and recorded within accrued expenses and other current liabilities in the balance sheet as of December 31, 2025. As of September 30, 2026, this milestone has been paid. The manufacturing technology transfer milestone for $6.0 million was completed in March 2026, and has been paid as of September 30, 2026. The initial echo data transfer milestone for $1.0 million was completed in August 2026, and was recorded within accrued expenses on the condensed balance sheet as of September 30, 2026. For a more detailed description of the Exclusive License Agreement, see the section titled “Business—Hengrui License Agreement,” included in our IPO final prospectus dated August 5, 2026 filed with the SEC.
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
We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or as related services are performed. Since our inception and through September 30, 2026, substantially all of our third-party expenses were related to the development of BHB-1893. We use internal resources primarily for managing our process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate indication.
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
Our future research and development costs may vary significantly based on factors such as:
•the scope, timing, progress, costs, and results of our ongoing development of BHB-1893 as well as for potential discovery, nonclinical, and clinical development activities for future product candidates;
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
General and Administrative
Our general and administrative expenses consist primarily of personnel-related costs, legal and consulting services, including those relating to intellectual property and corporate matters, and allocated overhead, including software, computer supplies and accessories, insurance, and other miscellaneous expenses. Personnel-related costs include salaries, annual bonuses, benefits, recruiting fees, travel and meal expenses, and stock-based compensation for our general and administrative personnel, including expenses related to the executive modified restricted stock award.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and gains or losses from exchange rate changes on transactions denominated in currencies other than the U.S. dollar. Interest income consists of interest earned on money market funds and U.S. Treasury securities.
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
As of September 30, 2026, there have been no material changes to our tax positions as compared to December 31, 2025.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(unaudited)
Operating expenses
Research and development	$17,542	$9	$39,581	$9
In-process research and development	—	58,770	—	59,218
General and administrative	12,607	508	21,499	540
Total operating expenses	30,149	59,287	61,080	59,767
Loss from operations	(30,149)	(59,287)	(61,080)	(59,767)
Other income
Interest income	3,712	169	5,372	169
Other income (expense), net	(58)	—	(55)	—
Total other income	$3,654	$169	$5,317	$169
Net loss	$(26,495)	$(59,118)	$(55,763)	$(59,598)
Deemed dividends upon issuance of redeemable convertible preferred stock	$—	$—	$(3,615)	$—
Net loss attributable to common stockholders	$(26,495)	$(59,118)	$(59,378)	$(59,598)
Research and Development Expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026, and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(unaudited)
External research and development expense:
Clinical trial expenses	$7,248	$—	$11,951	$—
Manufacturing expenses	2,249	—	5,207	—
Outside research and development services	1,896	9	4,860	9
License milestone expenses	1,000	—	7,000	—
Internal research and development expense:
Personnel-related costs	4,842	—	9,885	—
Facilities	79	—	226	—
Other	$228	$—	$452	$—
Total research and development expense	$17,542	$9	$39,581	$9
Research and development expense for the three and nine months ended September 30, 2026 was $17.5 million and $39.6 million, respectively. The nine-month expense was comprised of $17.2 million in clinical and manufacturing expenses to support BHB-1893 oHCM Phase 3 study start-up activities, $9.9 million in personnel-related costs, $7.0 million in Hengrui license milestone expenses, $4.9 million in outside research and development support services, and $0.6 million in other research and development expenses primarily related to allocated rent, software subscriptions and other IT-related matters. The three-month expense was comprised of $9.5 million in clinical and manufacturing expenses to support BHB-1893 oHCM Phase 3 study start-up activities, $4.8 million in personnel-related costs, $1.9 million in outside research and development support services, $1.0 million in Hengrui license milestone expenses, and $0.3 million in other research and development expenses primarily related to allocated rent, software subscriptions and other IT-related matters. There was nominal research and development expense incurred during the three and nine months ended September 30, 2025, as the Company’s research and development efforts did not begin until late 2025.
In-Process Research and Development Expenses
In-process research and development expense was zero for the three and nine months ended September 30, 2026, as the Hengrui license acquisition occurred in 2025. In-process research and development expense was $58.8 million and $59.2 million for the three and nine months ended September 30, 2025, respectively, which related to $32.5 million of cash consideration and $0.2 million in VAT taxes, $25.7 million in non-cash consideration, and transaction costs incurred in connection with that license.
General and Administrative Expenses
General and administrative expense for the three and nine months ended September 30, 2026 was $12.6 million and $21.5 million, respectively. During both the three and nine months ended September 30, 2026, expenses were comprised primarily of personnel-related costs, consultant costs to support the Company’s increased operations and business development, legal costs for general counsel and patent services, and other general and administrative expenses primarily related to allocated rent, insurance and software subscriptions. General and administrative expense for the three and nine months ended September 30, 2026 included stock-based compensation expense of $7.8 million and $10.1 million, respectively, of which $6.1 million in each period related to the liability-classified modified executive restricted stock awards described in Note 9 to our unaudited interim condensed financial statements. Because this award is remeasured to fair value at each reporting date until it vests or is settled, the related expense will fluctuate with the trading price of our common stock and may cause general and administrative expense to vary significantly from period to period. General and administrative expense for the three and nine months ended September 30, 2025 was $0.5 million, primarily related to legal costs and nominal personnel and consultant costs, as the Company’s operations did not begin until late 2025.
Total Other Income (Expense), Net
Total other income for the three and nine months ended September 30, 2026 was $3.7 million and $5.3 million, respectively, from the recognition of interest income from our cash invested in money market funds and US treasuries, increasing from the total other income for the three and nine months ended September 30, 2025 of $0.2 million, as the accounts were opened during the three months ended September 30, 2025.
Liquidity, Capital Resources and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. From inception, we have primarily funded our operations from sales of shares of our common stock and redeemable convertible preferred stock in private placements and through our IPO.
As of September 30, 2026, we had $503.5 million in cash, cash equivalents and investments. Based on our current operating plan, we estimate that our existing cash, cash equivalents, and investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2029. We have based this estimate on our current assumptions which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve or maintain profitability and, unless and until we are able to commercialize our product candidate, if ever, we will continue to be dependent upon equity financing, debt financing, and other forms of capital raises. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidate or scale back or terminate our pursuit of new in-licenses and acquisitions.
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
Our future funding requirements will depend on many factors, including the following:
•the timing, scope, progress, and results of our nonclinical studies and clinical trials for our current or future product candidates;
•the number, scope, and duration of clinical trials required for regulatory approval of our current or future product candidates;
•the outcome, timing, and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities for our current or future product candidates, including any requirement to conduct more studies or generate additional data beyond that which we currently expect would be required to support a new drug application;
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
Cash Flows
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(unaudited)
Net cash provided by (used in):
Operating activities	$(46,509)	$(740)
Investing activities	(385,478)	(32,734)
Financing activities	464,117	101,006
Net increase in cash and cash equivalents	$32,130	$67,532
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 of $46.5 million was primarily due to our net loss for the period of $55.8 million and $2.0 million of changes in operating assets and liabilities, partially offset by $11.3 million in net non-cash items. Non-cash items include $6.1 million of non-cash stock-based compensation expense related to the liability-classified awards and $5.6 million of non-cash stock-based compensation expense, partially offset by $0.5 million of accretion on investments. The changes in operating assets and liabilities include a $10.2 million increase in prepaid expenses and other current assets, primarily reflecting prepayments to our CROs and CDMOs for LIONHEART-HCM, partially offset by a $7.1 million increase in accrued expenses and a $1.1 million increase in accounts payable. The operating cash activity during the nine months ended September 30, 2025 was comprised of a $59.6 million net loss and a $0.3 million net decrease in operating liabilities, partially offset by $59.2 million in non-cash in-process research and development expense.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2026 was $385.5 million, $382.5 million from the purchases of investments and $3.0 million from the cash payment of the Hengrui license technology transfer milestone that had been accrued as of December 31, 2025. Cash used in investing activities for the nine months ended September 30, 2025 consisted of $32.7 million from the purchase of the license from Hengrui.

Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026 was $464.1 million, primarily related to net cash proceeds received in the period from our IPO of $404.5 million, and net proceeds from our Series A redeemable convertible preferred stock financing of $59.6 million. Cash provided by financing activities for the nine months ended September 30, 2025 was $101.0 million, from net proceeds of our Series A redeemable convertible preferred stock financing.
Contractual Obligations and Commitments
We enter into contracts in the normal course of business with suppliers, CROs, CMOs, clinical trial sites, and the like. These agreements provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancelable obligations under these agreements are not material. We do not currently expect any of these agreements to be terminated and did not have any non-cancelable obligations under these agreements as of September 30, 2026 and December 31, 2025.
We have milestones, royalties, and/or other payments due under our Exclusive License Agreement with Hengrui. See Note 3 to our unaudited interim condensed financial statements. The technology transfer milestone for $3.0 million was completed in 2025 and recorded within accrued expenses and other current liabilities in the balance sheet as of December 31, 2025, and was paid as of September 30, 2026. The manufacturing technology transfer milestone for $6.0 million was completed in March 2026, and has been paid as of September 30, 2026. The initial echo data transfer milestone for $1.0 million was completed in August 2026, and was recorded within accrued expenses on the condensed balance sheet as of September 30, 2026.
Leases
As of December 31, 2025, we had no lease obligations. As of September 30, 2026, we have one operating lease agreement for subleased office space located in San Francisco, California. The sublease, which commenced in January 2026, has a term of 24 months, and our total remaining rent commitments under the sublease agreement are $0.5 million throughout the lease term. In addition to base rent, we pay our share of operating expenses and taxes.
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
•CROs in connection with clinical trials; and
•CMOs in connection with the process development and scale-up activities and the production of nonclinical and clinical trial materials.
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
Stock-Based Compensation Expense
Stock-based compensation expense related to the stock-based awards granted to employees, consultants and Board members is measured at the grant date based on the fair value of the award. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period. We use the straight-line method to record the expense of awards with service-based vesting conditions. We account for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense. We recognize share-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest. For the three and nine months ended September 30, 2026, the majority of our stock-based compensation expense related to restricted stock awards, primarily due to the executive restricted stock awards modified in July 2026. These awards are liability-classified, valued using a Monte Carlo simulation model, and remeasured to fair value at each reporting date until reclassified to equity or settled.
We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Restricted stock awards are valued at the difference between the common stock price and price paid for the restricted stock award. This model requires the use of highly subjective assumptions to determine the fair value of each stock-based award, including:
•Fair value of common stock. Prior to our IPO, the fair value of our common stock was determined as described in the subsection titled “—Determination of Fair Value of Common Stock” below. Following our IPO, the fair value of our common stock is based on its quoted market price.
•Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term for our stock options was calculated based on the weighted-average vesting term of the awards and the contract period, or simplified method.
•Expected volatility. Because we have limited trading history for our common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their size, stage of their life cycle, or area of specialty. We will continue to apply this process until enough historical information regarding the volatility of our stock price becomes available.
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
See Note 9 to our unaudited interim condensed financial statements for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the periods presented.
Stock-based compensation expense for employees and non-employees is reflected in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(unaudited)
Options	$2,045	$—	$2,326	$—
RSAs	6,890	—	9,456	—
Total	$8,935	$—	$11,782	$—
As of September 30, 2026 there was $45.4 million of total unrecognized stock-based compensation expense related to our granted options, which we expect to recognize over a remaining weighted-average period of 3.7 years. As of September 30, 2026 there was $6.4 million, of total unrecognized stock-based compensation expense related to outstanding RSAs, which we expect to recognize over a remaining weighted-average period of 2.9 years, in addition to $21.9 million of total unrecognized stock-based compensation expense related to the modified executive RSAs, which we expect to recognize over a remaining weighted-average period of 0.8 years. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Determination of Fair Value of Common Stock
As there had been no public market for our common stock prior to the IPO, the estimated fair value of our common stock underlying our stock-based awards has been determined by our board of directors as of each option grant date with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the Practice Aid).
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
We had a third-party valuation performed as of September 3, 2025, which resulted in a valuation of our common stock of $1.93 per share. Given our recent financing transactions and progress at the time toward an IPO, we further utilized a hybrid approach to value our equity on January 15, 2026, February 25, 2026 and May 27, 2026, which resulted in valuations of our common stock of $2.28 per share, $2.41 per share, and $3.07 per share, respectively. All per share values presented reflect the 1-for-4.38 reverse stock split of our issued and outstanding shares of common stock effected on July 29, 2026.
In addition to considering the results of independent third party valuations prior to our IPO, our board of directors considered various objective and subjective factors to determine the fair value of common stock as of each grant date, including:
•the prices at which we sold shares of our preferred stock and the superior rights, preferences and privileges of our preferred stock relative to those of our common stock at the time of each grant;
•the progress of our research and development programs, including the status of nonclinical studies and clinical trials for our product candidate;
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
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company, given prevailing market conditions; and
•the economy in general.

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
Following our IPO, the fair value of our common stock is based on the quoted market price of our common stock.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or legal proceedings relating to claims arising from the ordinary course of business. We are not currently a party to any material legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as the other information in this Quarterly Report, including our unaudited interim condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related notes for the year ended December 31, 2025 included in our IPO final prospectus dated August 5, 2026 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, before deciding whether to invest in our common stock. The risks described below are not the only ones facing us. The following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
Since our inception in 2024, we have devoted substantially all of our efforts and financial resources to the development of BHB-1893, the commencement of new clinical trials and ongoing manufacturing to support BHB-1893 and any future product candidates. We have incurred operating losses in each year since our inception. Our net losses were $55.8 million and $59.6 million for the nine months ended September 30, 2026 and 2025, respectively. We had an accumulated deficit of $122.4 million as of September 30, 2026. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not yet demonstrated an ability to conduct clinical trials, obtain regulatory approval, manufacture any product on a commercial scale or conduct sales and marketing activities necessary for successful product commercialization, and there is no assurance that we will accomplish any of these abilities in the future. Our limited operating history makes any assessment of our future success and viability subject to significant uncertainty. In addition, if we obtain marketing approval for BHB-1893 or any future product candidates, we will incur significant sales, marketing and manufacturing expenses. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
•continue to advance our research and nonclinical activities relating to BHB-1893 and potentially seek to discover and develop additional product candidates in the future;
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
Our operations have consumed substantial amounts of cash since inception. Identifying potential product candidates and conducting nonclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approvals and achieve product sales. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we initiate and conduct clinical trials of BHB-1893 and any future product candidates, scale-up and manufacture BHB-1893 or any future product candidates, identify other potential product candidates and conduct nonclinical testing, seek marketing and regulatory approvals for any product candidates that successfully complete clinical trials and commercialize our products, if approved. Because the outcome of any clinical trial or nonclinical study is highly uncertain, we cannot reliably estimate the actual amount of financing necessary to successfully complete the development and commercialization of BHB-1893 or any future product candidates.
We believe that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital requirements into 2029. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including but not limited to changes in progress of our development activities, acquisitions of additional product candidates and changes in regulation. Our future capital requirements will depend on many factors, including:
•the scope, timing, progress, costs, complexity and results of discovery, nonclinical development and clinical trials for our small molecule therapeutic candidate, BHB-1893 for treatment of hypertrophic cardiomyopathy (“HCM”), and any future product candidates;
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
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to BHB-1893 or any future product candidates.
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
To date, as an organization, we have not completed the development of any product candidates. Because we have limited financial and management resources, we are focused on a single indication, HCM, and we are substantially dependent on the success of our only product candidate, BHB-1893, which has undergone significant clinical development by Hengrui, including a dose-ranging Phase 2 study in symptomatic obstructive HCM (“oHCM”), a Phase 2 study in non-obstructive HCM (“nHCM”), multiple clinical pharmacology studies including a bridging study in Australia, and an ongoing Phase 3 study in oHCM in China. LIONHEART-HCM, our global Phase 3 trial in oHCM, is enrolling patients and we plan to initiate TRUEHEART-HCM, our Phase 2b trial evaluating a fixed-dose regimen of BHB-1893 in oHCM and NOBLEHEART-HCM, our global Phase 3 trial in nHCM in the first half of 2027. Participants from our global studies will be candidates to enroll in HEARTSONG-LTE, our planned long-term extension study.
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
•timely and successful completion of nonclinical studies, including toxicology studies, biodistribution studies and in vitro dose projection studies in animals, where applicable;
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
Our sole product candidate, BHB-1893, was in-licensed from Hengrui pursuant to the Exclusive License Agreement. Prior to our in-licensing of BHB-1893, Hengrui designed and conducted certain nonclinical studies and clinical trials for BHB-1893, including a dose-ranging Phase 2 study in symptomatic oHCM, a Phase 2 study in nHCM, multiple clinical pharmacology studies including a bridging study in Australia, and an ongoing Phase 3 study in oHCM in China. Our assumptions about the development potential of BHB-1893 are based in significant part on the data generated from these Hengrui-sponsored studies. We were not involved with and did not control the design, conduct, monitoring or reporting of these studies, and we have limited ability to independently verify the accuracy, completeness or reliability of the data generated by Hengrui. We also did not control whether Hengrui’s clinical trials were conducted in accordance with GCPs, cGMP requirements or other applicable regulatory standards enforced by the FDA or comparable foreign regulatory authorities. Therefore, we are dependent on Hengrui, and any third parties acting on its behalf, having conducted their research and development in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards; having accurately reported the results of all nonclinical studies and clinical trials conducted with respect to such product candidates and having correctly collected and interpreted the data from these studies and trials. These risks also apply to any additional product candidates that we may acquire or license in the future.

To date, we have not completed a comprehensive audit of the data that was generated by Hengrui with respect to BHB-1893. If the clinical data generated by Hengrui prove to be inadequate, unreliable or insufficient to support our regulatory submissions, including any IND or new drug application (“NDA”) filings with the FDA, we may be required to conduct additional nonclinical studies or clinical trials, which could significantly delay our development timelines and require substantial additional expenditures. The FDA or comparable foreign regulatory authorities may disagree with our interpretation of Hengrui’s data, may not accept data from clinical trials conducted outside the U.S., or may require us to conduct additional studies to confirm or supplement the results from Hengrui’s trials. For example, clinical trials conducted in China may involve patient populations, standards of care, clinical practices or regulatory requirements that differ from those in the U.S., and the FDA may determine that data from such trials are not representative of the U.S. population or U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, the design of Hengrui’s clinical trials, including dosing regimens, titration protocols, patient eligibility criteria and endpoint definitions, may differ materially from our planned global Phase 3 trials. Such design differences may limit the ability to pool or cross-reference data, and the FDA may require us to conduct additional studies if it determines that Hengrui’s trial designs are not sufficiently similar to our planned protocols to support our NDA submissions.
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
Positive results observed in Hengrui’s earlier-stage clinical trials and nonclinical studies may not be replicated in our planned global late-stage clinical trials, and BHB-1893 may fail to show the desired safety, tolerability, pharmacokinetic profile and efficacy in broader patient populations or at the doses we intend to evaluate. Clinical study results may be susceptible to varying interpretations, and medical professionals, investors and regulatory authorities may analyze or weigh study data differently than we do. Alternative methodologies for analyzing clinical data may lead to differing conclusions, including with respect to the safety or efficacy of BHB-1893. In addition, we may observe materially and adversely different safety results as we conduct our own clinical trials compared to the results observed in Hengrui’s studies. We have not, as a company, completed any clinical trials of BHB-1893 in HCM patients to date, including in the U.S.
Furthermore, if Hengrui or its investigators, CROs or clinical trial sites failed to comply with applicable GCPs, cGMPs or other regulatory requirements in the conduct of the clinical trials for BHB-1893, the clinical data generated in such trials may be deemed unreliable by the FDA or comparable foreign regulatory authorities, and we may be required to perform additional clinical trials before obtaining marketing approval. Upon inspection, regulatory authorities may determine that Hengrui’s clinical trials were not conducted in compliance with GCP regulations or other applicable requirements and conclude that the data from Hengrui’s trials are not reliable. Any inability of the FDA to conduct a GCP inspection of the data, including due to geopolitical reasons or other access limitations, or a determination by a regulatory authority that the data from Hengrui’s clinical trials are unreliable or insufficient could require us to repeat, extend the duration of, or increase the size of our clinical trials, which could significantly delay commercialization and require significantly greater expenditures, or could prevent commercialization altogether.
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

We have not yet completed all testing of BHB-1893 in clinical trials. Interim, topline and preliminary results from our or Hengrui’s nonclinical studies or clinical trials are not necessarily predictive of the results or analyses of such results of later clinical trials. If we cannot replicate the positive results from any nonclinical studies or clinical trials of BHB-1893 or any other potential future product candidates that have positive results, or if we suffer any other significant setbacks in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize BHB-1893 or other potential future product candidates.
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Nonclinical studies, Phase 1 and Phase 2a clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the side effects of product candidates at various doses and dosing schedules. Success in nonclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful, nor does it predict final results. BHB-1893 may fail to show the desired safety, tolerability, pharmacokinetic profile, and efficacy in clinical development despite positive results in nonclinical studies or having successfully advanced through initial clinical trials. The results of our and Hengrui’s completed and ongoing clinical trials and nonclinical studies may not be predictive of results in our planned global late-stage clinical trials, and BHB-1893 may fail to show the desired safety and efficacy in broader HCM patient populations.
In addition, the clinical data generated to date for BHB-1893 were generated by Hengrui in relatively small Phase 2 trials, primarily in patients in China. Certain of these data, including the 52-week open-label extension results from Hengrui’s Phase 2 trial in oHCM and the analyses of diastolic function from Hengrui’s Phase 2 trial in nHCM presented at the AHA Scientific Sessions 2026, were derived from open-label clinical trial designs without a control arm or from ad hoc, pooled or otherwise exploratory analyses. The FDA and comparable foreign regulatory authorities may not consider such data to be supportive of the safety or efficacy of BHB-1893, including for any potential benefit on cardiac structure or the underlying course of HCM.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical testing and earlier-stage clinical trials. Such setbacks have occurred and may occur for many reasons, including: clinical sites and investigators may deviate from clinical trial protocols or GCP requirements, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including post-treatment follow-up; BHB-1893 may fail to demonstrate effectiveness or safety in certain patient populations or subpopulations or at all; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise. Data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the development of BHB-1893.
Similarly, from time to time, we may publish interim, topline or preliminary results from our nonclinical studies and clinical trials, which are based on a preliminary analysis of then-available data. We also make assumptions, estimations, calculations and conclusions as part of our preliminary analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
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
We are not permitted to market, commercialize, sell or promote any product candidate in the U.S. until we receive regulatory approval of an NDA for such product candidate in a specific indication from the FDA. Our business is dependent on our ability to successfully complete nonclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize BHB-1893 and any future product candidates in a timely manner. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, practices, regulations and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for BHB-1893, and it is possible that we may never obtain regulatory approval for BHB-1893 or any product candidates we may seek to develop in the future.
Prior to obtaining approval to commercialize any product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended use. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for BHB-1893 or any future product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for BHB-1893 or any future product candidates either prior to or after approval, or it may object to elements of our clinical development programs.
BHB-1893 and any future product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials and interpretation of data from clinical trials or nonclinical studies;
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
Our current assumptions about BHB-1893’s development potential are based on the data generated by Hengrui from nonclinical studies and clinical trials; however, we may observe materially and adversely different safety or efficacy results as we conduct our clinical trials. In order to obtain FDA approval to market a new drug product, we must demonstrate the safety and efficacy of the drug in humans in a manner that satisfies the agency’s standards. It is impossible to predict when or if BHB-1893 or any future product candidates will prove effective or safe in humans or will receive regulatory approval. The leadership changes at the FDA in the current presidential administration may compound this uncertainty. Before obtaining marketing approval from regulatory authorities, including the FDA, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of BHB-1893 or any future product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing or at any time during the trial process. The outcome of nonclinical testing and early clinical trials may not be predictive of the results of later clinical trials as to safety or efficacy, particularly if later clinical trials have a materially different trial design. The historical failure rate for product candidates in our industry is high, particularly in the earlier stages of development. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.
We have not completed all of the clinical trials required for the approval of BHB-1893. We cannot assure you that any nonclinical study or clinical trial that we are conducting, or may conduct in the future, will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market BHB-1893 or any future product candidates. We believe data from a single pivotal trial may be sufficient to support regulatory approval of BHB-1893 in oHCM. However, the FDA may require more than one adequate and well-controlled clinical trial to support approval, which would significantly delay our development timeline and increase costs.

We may incur additional costs and experience delays in completing, or ultimately be unable to complete, the development and commercialization of BHB-1893 or any future product candidates.
We may incur additional costs and experience delays in clinical trials for BHB-1893 and any future product candidates, and we do not know whether our planned or future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. We may experience numerous unforeseen events during or as a result of nonclinical studies or clinical trials that could delay or prevent our ability to continue or complete clinical development, receive marketing approval or commercialize BHB-1893 or any future product candidates, including:
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

Our nonclinical studies and clinical trials may fail to demonstrate the safety and efficacy of BHB-1893 or any future product candidates, or serious or unacceptable adverse side effects or unexpected toxicology findings may be identified during the development of BHB-1893 or any future product candidates, which could prevent or delay further clinical development, regulatory approvals and commercialization, impact the product’s labeling, if approved, increase our costs or necessitate the abandonment or limitation of the development of BHB-1893 or any future product candidates.
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

For example, we may seek a Fast Track Designation for BHB-1893 or our future product candidates. If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.
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
Clinical trials for BHB-1893 have been and are currently being conducted outside of the U.S. by Hengrui, including in Australia and China, and we may conduct additional clinical trials outside of the U.S. in the future. For example, clinical trials conducted in Australia using “unapproved therapeutic goods,” or those that have not yet been evaluated by the Therapeutic Goods Administration (“TGA”) for quality, safety and efficacy, must occur pursuant to either the Clinical Trial Notification Scheme or the Clinical Trial Approval Scheme. In each case, the trial is supervised by a Human Research Ethics Committee (“HREC”), an independent review committee set up under the guidelines of the Australian National Health and Medical Research Council that reviews, approves and provides continuing oversight of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. Although the FDA or comparable foreign regulatory authorities may accept data from clinical trials conducted outside the relevant jurisdiction, acceptance of these data is subject to certain conditions. For example, the FDA requires that the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles such as institutional review board or ethics committee approval and informed consent, the trial population must adequately represent the U.S. population and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Further, the FDA may consider an on-site inspection to be necessary in which case they must be able to validate the data through such an inspection or other appropriate means. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of a marketing application which would adversely affect our development and approval plans. In addition, while these clinical trials are subject to the applicable local laws, acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the U.S. as adequate support of a marketing application. Similarly, any data submitted to foreign regulatory authorities may not adhere to their standards and requirements for clinical trials and data from trials conducted outside of such jurisdiction may not be accepted.
If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in BHB-1893 or any future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction. Recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. The FDA has also signaled increased scrutiny of foreign GCP inspections and greater transparency of GCP inspection outcomes. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted, which may increase costs or time required to complete the clinical trial.
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
Hengrui, which is a Chinese corporation, holds a significant portion of our outstanding equity. Future developments in U.S. and Chinese laws, regulations and policies may adversely affect our ability to operate as a publicly traded company in the U.S. for so long as Hengrui, or other Chinese investors, continue to beneficially own a significant percentage of our outstanding shares of common stock. The relationship between the U.S. and China is subject to ongoing change and uncertainty. In recent years, the U.S. government has made statements and taken a number of actions, including legislative and regulatory actions, directed at Chinese companies and Chinese-affiliated interests, including the issuance of executive orders restricting the operations of certain Chinese companies in the U.S., restricting the amount of U.S. sensitive personal data that can be accessed by those companies, imposing sanctions on Chinese nationals, adding Chinese companies to the U.S. government’s restricted party lists, enacting legislation such as the Comprehensive Outbound Investment National Security (COINS) Act and the Protecting Americans from Foreign Adversary Controlled Applications Act, and initiating national security reviews of software applications and other interests linked to foreign adversaries, including China. In addition, executive orders, regulations, and enacted law have been issued barring American investment into certain Chinese companies. The Chinese government has taken certain reciprocal measures, including the passage of the Anti-Foreign Sanctions Law, enactment of Industrial and Supply Chain Security Regulations, and the imposition of sanctions on American nationals and organizations.
Hengrui’s significant equity interest in us could subject us to heightened regulatory scrutiny, regardless of its merit, which could have an adverse effect upon our business (including our results of operations, financial condition, and cash flows) ability to raise additional capital, ability to engage in certain transactions, strategic opportunities, and other prospects. Additionally, should we become the target of, or be indirectly impacted by, new legislation, executive orders or regulatory actions addressed at protecting American investments in companies with significant Chinese ownership or affiliations, our business, results of operations, financial condition and prospects could be materially and adversely affected. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our, Hengrui’s and any future collaborators’ nonclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to the Exclusive License Agreement. Furthermore, any deterioration in U.S.-China relations could adversely impact our relationship with Hengrui, including our ability to maintain and benefit from the Exclusive License Agreement, which could have a material adverse effect on our business and the development and commercialization of BHB-1893 and any future product candidates.
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
•U.S. legal restrictions and prohibitions on the transfer or grant of access of bulk U.S. sensitive personal data to individuals and entities in China;
•U.S. legal restrictions (current and proposed) on U.S. investment in companies with certain Chinese ownership and/or control;
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
Geopolitical tensions and any escalation thereof could result in additional legislative or regulatory actions in the U.S. or China that may directly or indirectly affect our business or the value of our common stock. This includes legislative or regulatory actions that could restrict our ability to work with certain foreign suppliers, including Chinese entities, and limit access to federal contracts, grants, and loans, and materially disrupt our supply chain and development timelines. In December 2025, for example, the National Defense Authorization Act for Fiscal Year 2026 was enacted, which included Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from, designated “biotechnology companies of concern” (the “BCCs”), and from expending federal loan or grant funds for such equipment or services.
The BIOSECURE Act directs the Office of Management and Budget (“OMB") to publish an initial list of BCCs by December 2026, and implementing regulations are expected to follow. The BIOSECURE Act itself requires that the BCC list include any companies designated by the U.S. Department of Defense (“DoD”) on the so-called Section 1260H List of Chinese military companies operating in the United States. In June 2026, DoD released the latest list of Section 1260H companies, which included WuXi AppTec Ltd. WuXi AppTec sued in federal court on June 11, and on August 7, 2026 the court issued a preliminary injunction barring DoD from enforcing or giving effect to the designation while the case proceeds.
We currently use WuXi AppTec Ltd. for process development support.
We also rely on Hengrui to manufacture BHB-1893 in China, and expect to continue to rely on third-party contract manufacturing organizations and other vendors that operate in China in the future. While none of our vendors are currently listed as a BCC, WuXi AppTec’s inclusion in the 1260H List means that it could be listed as a BCC when OMB publishes its list. There is also a risk that other vendors may be added as BCCs in the future. In addition, even absent a formal BCC designation, U.S. research institutions and other federal funding recipients may seek to limit or restrict relationships with vendors that have been flagged under or that work with entities that have been flagged under BIOSECURE-related designations, which could indirectly affect our development activities. If our current or future vendors with which we work are designated as BCCs in the future, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities. Any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all.
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

If there is adoption of the draft regulations (or expansion in a final rule) pursuant to the COINS Act, Hengrui’s equity in our company could subject us to increased regulatory scrutiny or adversely affect our ability to raise additional capital, engage in certain transactions or pursue strategic opportunities. These pressures may strain relations with Hengrui, our sole manufacturer of BHB-1893, and could require us to restructure existing manufacturer arrangements and capital structure.
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
We expect to rely on CROs and other third parties, including but not limited to clinical data management organizations, healthcare institutions operating as clinical sites and clinical investigators, to conduct future clinical trials for BHB-1893 and other future product candidates that we may progress to clinical development. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. In particular, we have licensed our sole product candidate from Hengrui, which has conducted and is conducting certain nonclinical studies and clinical trials of our product candidate in China. We intend to leverage the clinical capabilities and data generated by Hengrui to inform and support our global development programs. While we have and will have agreements governing the activities of our third-party contractors, including Hengrui, we have limited influence over their actual performance, and we have no control over the data generated by Hengrui on our product candidates. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. Switching or adding CROs or other vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or vendor commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. We may encounter challenges or delays in our CRO/vendor relationships in the future which may cause a material adverse impact on our business, financial condition and prospects.
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

We expect to rely on these parties for execution of our nonclinical studies and clinical trials, and generally do not directly control their businesses or related activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with Good Laboratory Practice (“GLP”) requirements, as applicable, for certain nonclinical studies. The FDA also requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes for publication. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Regulatory authorities enforce these requirements through periodic inspections of laboratories conducting GCP studies, trial sponsors, principal investigators and trial sites. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Further, upon inspection by a given regulatory authority, such regulatory authority may not agree with our determination that any of our clinical trials complies with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP conditions. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.
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
Laws governing analogous PTE in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and nonclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially and could have a material adverse effect on our business.
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
Additionally, we may collaborate with academic institutions to accelerate our nonclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in intellectual property resulting from the collaboration. Even if we hold such an option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program.
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
As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, various aspects of the manufacturing process such as manufacturing methods and formulation, may be altered in an effort to optimize processes and product characteristics, and such optimization may not be achieved. Any such changes could cause BHB-1893 or any future product candidates to perform differently and affect the results of our clinical trials, and limit our ability to rely on data from clinical trials conducted with an earlier version of our product candidate. Such changes may also require additional testing, or notification to or approval by the FDA or another comparable regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of BHB-1893 or any future product candidates and jeopardize our ability to commence sales and generate revenue.
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
Third-party manufacturers, including Hengrui, may not be able to comply with cGMP, regulations or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, including Hengrui, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of BHB-1893 or any future product candidates. The FDA has signaled that foreign GCP inspections will be increasing alongside greater transparency of GCP inspection outcomes. It is possible that Hengrui or other third-party manufacturers may in the future receive allegations of noncompliance or regulatory enforcement that may implicate the production and supplies of BHB-1893 or any future product candidates.
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
Pharmaceutical manufacturers, and the parties with which such manufacturers interact, are subject to extensive and complex regulation under a broad range of healthcare laws. Such laws, some of which will apply only if and when we have a marketed product, constrain our business operations, including the research and development, manufacturing, distribution, sales and promotion of BHB-1893 or any future product candidates and products, if any are approved in the future, as well as educational and charitable activities. Arrangements with healthcare providers, third-party payors, patients and other parties in the healthcare industry professionals, which may have a significant impact on our business, are regulated by fraud and abuse and other healthcare laws. For more information, see “Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements” in our IPO final prospectus dated August 5, 2026 filed with the SEC.
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
The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of BHB-1893 or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see “Business—Government Regulation—Healthcare Reform” in our IPO final prospectus dated August 5, 2026 filed with the SEC.
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
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.
On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price.
In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.
On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs, and on October 2, 2026, CMS published the final rule for the first model, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B. Under GLOBE, manufacturers of specified single source drugs and sole source biologics are required to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria for such products furnished in randomly selected geographic areas covering approximately 25% of Original Medicare Part B beneficiaries. CMS narrowed GLOBE’s scope relative to the proposed rule, including by excluding orphan-only drugs, plasma-derived products and certain cell and gene therapies. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GUARD would begin its performance period in 2027. CMS has not finalized GUARD, and we cannot predict whether or when it will be finalized or whether it will include exclusions or waivers similar to those in GLOBE. On October 7, 2026, the Pharmaceutical Research and Manufacturers of America filed suit in the U.S. District Court for the District of Columbia challenging GLOBE and seeking injunctive relief, and we cannot predict the outcome of that litigation or whether GLOBE will take effect on its current timeline. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers, including because CMS has stated that it intends to waive mandatory GLOBE participation for any calendar quarter in which a manufacturer participates in GENEROUS. GLOBE, GUARD or similar MFN-based models, as finalized, expanded or modified, could adversely affect the prices we or any collaborator may obtain for any approved product.
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
In particular, we expect to compete with BMS’ approved product for oHCM, Camzyos® (mavacamten), and Cytokinetics’ approved product for oHCM, MYQORZO® (aficamten), as well as additional product candidates in development for the treatment of HCM that would compete with BHB-1893, if approved. Edgewise Therapeutics, Inc. (“Edgewise Therapeutics”) is developing EDG-7500, an investigational cardiac sarcomere modulator in clinical development for oHCM and nHCM, for which Edgewise Therapeutics has stated it plans to initiate Phase 3 development in the fourth quarter of 2026. In addition, in August 2026, Cytokinetics announced positive results from ACACIA-HCM, its Phase 3 trial of aficamten in nHCM, an indication we are also targeting, and Cytokinetics has stated that it plans to submit a supplemental new drug application (“sNDA”) to the FDA for aficamten in nHCM in the fourth quarter of 2026. If approved, aficamten would be the first approved therapy for nHCM in the United States, which could make it more difficult for BHB-1893 to compete in nHCM. Cytokinetics has also submitted an sNDA to add the results of MAPLE-HCM, a Phase 3 trial comparing aficamten to metoprolol in oHCM, to its label, with a target action date of November 14, 2026. If any of these programs succeed, our commercial opportunity could be materially reduced. BMS holds substantial market share in BHB-1893’s proposed markets, and has substantially greater name recognition, financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Our commercial opportunity could be reduced or eliminated if BMS, Cytokinetics, Edgewise Therapeutics, or another competitor develops and commercializes products that are safer or more effective, have fewer or less severe side effects, or are more convenient or are less expensive than any product candidate that we may develop. BMS, Cytokinetics, Edgewise Therapeutics or another competitor may also obtain approval by FDA or comparable foreign regulatory authorities for its product candidates currently in development more rapidly than we may obtain approval for BHB-1893. Competing products could present superior treatment alternatives and could render BHB-1893 or any future product candidates obsolete or noncompetitive before we recover the expense of developing and commercializing BHB-1893 or any future product candidates. Even if BHB-1893 or any future product candidates achieves marketing approval, it may be priced at a significant premium over competitive products, resulting in reduced competitiveness. If we do not compete successfully, we may not generate or derive sufficient revenue from any product candidate for which we obtain marketing approval and may not become or remain profitable.
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
If BHB-1893 or any future product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. There is currently a well-established standard of care for HCM, Camzyos® (mavacamten), with which physicians, HCM patients and payors are very familiar and for which an established benefit-risk profile exists. In addition, in December 2025 and February 2026, respectively, the FDA and the European Commission approved MYQORZO® (aficamten) (which has been approved in China and the United Kingdom), which targets the same mechanisms as Camzyos® (mavacamten). Even if BHB-1893 or any future product candidates are successful in registrational clinical trials, they may not be successful in displacing the current standard of care if we are unable to demonstrate competitive efficacy, safety, ease of administration and/or cost-effectiveness. For example, physicians may be reluctant or unwilling to take their patients off their current medication and switch their treatment regimen to BHB-1893 or any future product candidates, if approved, if the current medication is effective. Further, patients often acclimate to the treatment regimen that they are currently taking and may not want to switch unless recommended to do so by their physician for clinical reasons or required to do so due to lack of coverage and adequate reimbursement. Even if we are able to demonstrate BHB-1893 or any future product candidates’ safety and efficacy to the FDA and other regulators and receive approval, concerns in the medical community related to the comparative efficacy or side effect profile of our products may hinder market acceptance and uptake.
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
We believe that for BHB-1893 or any future product candidates which may be approved, our success depends on obtaining and maintaining coverage and adequate reimbursement for such products for their respective approved indications, and the extent to which patients will be willing to pay out-of-pocket for such products in the absence of reimbursement for all or part of the cost. Accordingly, we will need to establish a coverage and reimbursement strategy for any approved product candidate. In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Government and private third-party payors decide which products they will cover and establish reimbursement levels. Coverage and reimbursement varies among third party payors and new products face significant challenges in obtaining and maintaining coverage and adequate reimbursement, particularly if approved for indications with established treatments already on the market. For more information, see “Business—Government Regulation—Coverage and Reimbursement” in our IPO final prospectus dated August 5, 2026 filed with the SEC.
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
Further, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein.
We expect to expand our clinical development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
As of September 30, 2026, we had 50 full-time employees, including 34 who were engaged in research and development activities. As we continue to build our organization and execute on our strategy, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs and, if BHB-1893 or any future product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management, business, and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage our growth effectively.
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
We may not be able to satisfy listing requirements of Nasdaq or maintain a listing of our common stock on Nasdaq.
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
As of September 30, 2026 we had 89,867,737 shares of common stock outstanding, including 7,798,660 shares of unvested restricted common stock. Of these, 24,437,500 shares sold in the IPO have been freely tradable immediately after the IPO and substantially all of the additional shares of common stock will be available for sale in the public market beginning 180 days after the date of our IPO final prospectus dated August 5, 2026 filed with the SEC following the expiration of lock-up agreements between our directors, officers, substantially all of our stockholders and the underwriters.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may significantly reduce the value of our shares to a potential acquiror or make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change of control was considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and may fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change of control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.
Our charter documents also contain other provisions that could have an anti-takeover effect, including:
•only one of our three classes of directors will be elected each year;
•stockholders are not entitled to remove directors other than by a two-thirds vote and only for cause;
•stockholders are not permitted to take actions by written consent;
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
As of the date of this Quarterly Report, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially own approximately 55.9% of our outstanding common stock. As a result, these persons, acting together, would be able to control certain matters requiring stockholder approval, including the election of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.
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
We have broad discretion in the use of our cash, cash equivalents, and investments, and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.
Our management has broad discretion in the application of our cash, cash equivalents, and investments, including the net proceeds from the IPO, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply our funds effectively could result in financial losses that could have a material adverse impact on our business, cause the price of our common stock to decline, and delay the development of our product candidates. Pending their use, we may invest our cash, cash equivalents, and investments, in a manner that does not produce income or that loses value.

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
Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of, or a claim based on, fiduciary duty owed by any of our current or former directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws (including the interpretation, validity or enforceability thereof), or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.
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
Artificial intelligence presents risks and challenges that can impact our business, including by posing cybersecurity risks to our confidential information, proprietary information, and personal data.
We may use, and our vendors may incorporate, artificial intelligence ("AI"), both in our own development and implementation of AI and through the adoption of commercially available tools. The use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. For example, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes, claims of infringement, legal liabilities or financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time.
Additionally, our vendors may incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. The use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.
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
We incur increased costs and demands upon management as a result of being a public company.
As a public company, we incur significant additional legal, accounting and other costs that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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
None.
(b) Use of Proceeds from Initial Public Offering
On August 5, 2026, our Registration Statement on Form S-1 (No. 333-298034) for our IPO was declared effective by the SEC, pursuant to which we issued and sold an aggregate of 24,437,500 shares of common stock (inclusive of 3,187,500 shares of common stock sold pursuant to the underwriters' exercise of their option to purchase additional shares) at a public offering price of $18.00 per share for aggregate gross proceeds of approximately $439.9 million and aggregate net cash proceeds of approximately $404.4 million, after deducting underwriter discounts and commissions of $30.8 million and other offering costs of $4.7 million.
Our IPO closed on August 7, 2026. Goldman Sachs & Co. LLC, Jefferies LLC, TD Securities (USA) LLC, Stifel, Nicolaus & Company, Incorporated, and Cantor Fitzgerald & Co., acted as joint bookrunning managers for the IPO.
None of the expenses associated with our IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in our IPO final prospectus dated August 5, 2026 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
(c) Issuer Repurchases of Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(a) None.
(b) None.
(c) During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
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

BRAVEHEART BIO, INC.

Date: November 10, 2026	By:	/s/ Travis Murdoch, M.D.
	Name:	Travis Murdoch, M.D.
	Title:	Chief Executive Officer and President
(principal executive officer)

BRAVEHEART BIO, INC.

Date: November 10, 2026	By:	/s/ J. Paul Rickey
	Name:	J. Paul Rickey
	Title:	Chief Financial Officer
(principal financial and accounting officer)